Form 10-Q
period 1996-03-31
MOMENTUM SOFTWARE CORP
filed 1996-05-14
CIK 887530

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission File Number 0-20216


                          MOMENTUM SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)


New York                                                       13-2618553
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                   Identification Number)

                           401 South Van Brunt Street
                           Englewood, New Jersey 07631
           (Address of principal executive office including zip code)

                                  201-871-0077
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes X          No


As of March 31, 1996 there were issued and outstanding 4,149,698 shares of the Registrant's Common Stock.

                          MOMENTUM SOFTWARE CORPORATION
                               INDEX - FORM 10 - Q
                                 MARCH 31, 1996




                                                                          PAGE
PART I - Financial Information

Item 1 - Financial Statements.

     Balance Sheet - March 31, 1996 (unaudited)
       and December 31, 1995 ..................................           3

     Statement of Operations (unaudited) for the
       Three Months ended March 31, 1996 and 1995 ............            4

     Statement of Cash Flows (unaudited) for the Three
       Months ended March 31, 1996 and March 31, 1995 ........            5

     Notes to Financial Statements ...........................            6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations ...........            7

PART II - Other Information

Item 6 - Exhibits and Reports on Form 8-K ..................              9

SIGNATURES .................................................             10

Item 1 - Financial Statements



                          MOMENTUM SOFTWARE CORPORATION
                                  BALANCE SHEET





                                                                      (Unaudited)
                                                                       March 31,           December 31,
                                                                         1996                  1995
                                                                  ------------------    ------------------

ASSETS

Current Assets:
     Cash                                                         $              511    $              904
                                                                  ------------------    ------------------

                                                                  $              511    $              904
                                                                  ==================    ==================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Due to shareholders                                          $          514,266    $          506,874
     Accrued professional fees                                               152,506               150,506
     Other accrued expenses                                                   12,208                11,708
     Due to affiliate                                                        152,086               145,674
                                                                  ------------------    ------------------

              Total current liabilities                                      831,066               814,762
                                                                  ------------------    ------------------

Stockholders' deficit:
     Common stock, $.001 par value; 6,000,000
       shares authorized; 4,149,698 shares
       issued and outstanding at March 31, 1996
       and December 31, 1995                                                   4,150                 4,150
     Additional paid-in-capital                                              101,514               101,514
     Accumulated deficit                                                    (936,219)             (919,522)
                                                                  ------------------    ------------------

              Total stockholders' deficit                                   (830,555)             (813,858)
                                                                  ------------------    ------------------

                                                                  $              511    $              904
                                                                  ==================    ==================






Note:  See accompanying Notes to Financial Statements.

                          MOMENTUM SOFTWARE CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)





                                                                               Three Months Ended
                                                                                    March 31,
                                                                            1996                1995
                                                                       ---------------    ----------------
General and administrative expenses                                    $         6,393    $          6,310
                                                                       ---------------    ----------------

Loss from operations                                                            (6,393)             (6,310)

Interest expense                                                               (10,304)             (9,361)


Net loss                                                               $       (16,697)   $        (15,671)
                                                                       ===============    ================

Net loss per share                                                                 --                  --

Weighted average shares outstanding                                          4,149,698           4,099,698

Note:  See accompanying Notes to Financial Statements.

                          MOMENTUM SOFTWARE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                             Three Months Ended
                                                                   March 31,
                                                              1996         1995
                                                           ----------    ---------
Cash flows from operating activities
     Net loss                                               $(16,697)   $(15,671)
     Adjustments to reconcile net loss to net
       cash provided by (used for) operating
       activities:
     Increase (decrease) in cash flows due to changes in:
              Interest payable to shareholders                 7,392       7,000
              Accrued professional fees                        2,000         500
              Other accrued expenses                             500         500
              Payable to affiliate                             6,412       8,361
                                                            --------    --------

     Net cash provided by (used for)
       operating activities                                     (393)        690

Cash at beginning of period                                      904       1,451
                                                            --------    --------

Cash at end of period                                       $    511    $  2,141
                                                            ========    ========



Note:  See accompanying Notes to Financial Statements.

                          MOMENTUM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1996


The balance sheet as of March 31, 1996 and the statements of operations and cash flows for all periods presented herein have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for all periods presented, have been made. Results of the interim periods are not necessarily indicative of the results for an entire year.

These financial statements should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 1995 contained in the Company's Form 10-K, which was filed with the Securities and Exchange Commission on April 12, 1996.


Due to Affiliate

At March 31, 1996 and December 31, 1995, the Company has recorded $152,086 and $145,674, respectively, due to its affiliate, Momentum Software Corporation, a Delaware corporation ("MSC"). These unsecured balances began earning interest at 8%, compounded quarterly January 1, 1994. No arrangements have been made to date as to the settlement of this balance.


Loss per Share

Loss per share is determined by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. There were no changes in the number of shares of common stock outstanding during the three months ended March 31, 1996 and 1995, respectively, and therefore the weighted average number of shares outstanding for each of these two periods is 4,149,698 and 4,099,698, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES:

         As of March 31, 1996, the Company had a working capital deficit of $830,555, as compared to a working capital deficit of $813,858 as of December 31, 1995. The decrease in the Company's working capital is attributable to the lack of revenues generated to date, as described below. As of the date hereof, the only operations engaged in by the Company are those operations being conducted by its affiliate, Momentum Software Corporation, a Delaware corporation ("MSC"). Apart from revenues generated by MSC and the ability of the Company to receive such revenues, the Company has no independent source of revenue. The Company will require additional financing in the short term to sustain any operations, apart from the operations of MSC. In addition, and depending upon whether the Company is then engaged in any operations, apart from MSC, the Company will require additional financing to sustain its operations in the long term. No assurance can be given that the Company will be able to procure such financing, or if available, that such financing would be on terms deemed favorable by the Company. In the event the Company is unable to obtain such financing, the Company will be unable to conduct any operating activities, apart from MSC.

         As of March 31, 1996 the Company owed its Directors, Ely Eshel, Sol Menche and Daniel Schwartz an aggregate of $514,266. The payment of principal and accrued interest to such persons is to be made upon demand by such individuals. The Company is not currently in a position to be able to pay such persons the amounts owed and does not anticipate making payments to them with respect to such obligation in the short term.

         The Company is not currently in default with respect to any outstanding loan obligations.

         The Company's operations have not been significantly affected by inflation to date, and the Company does not anticipate inflation to significantly affect its results of operations in the near term.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 1996, as compared to Three Months Ended March 31, 1995

         Commencing in June 1990, all the Company's operations were conducted through its affiliate, MSC. Exclusive of the results of operations of MSC, the Company did not generate any revenues for both the three months ended March 31, 1996, and for the three months ended March 31, 1995. The Company incurred total costs and expenses of $6,393 and $6,310, for the three months ended March 31, 1996 and March 31, 1995, respectively, and interest expenses of $10,304 and $9,361, for such periods, respectively. Accordingly, the Company incurred a net loss of $16,697 for the three months ended March 31, 1996, as compared to a net loss of $15,671 for the three months ended March 31, 1995.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27 Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Registrant for the quarter ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Momentum Software Corporation


                              By:            /s/ Ely Eshel
                                    Ely Eshel, President and Chief
                                    Executive Officer

                               Dated: May 13, 1996




                              By:            /s/ Daniel Schwartz
                                    Daniel Schwartz, Secretary,
                                    Treasurer and Principal
                                    Financial Officer

                               Dated: May 13, 1996