Form 10-Q
period 1996-06-30
MOMENTUM SOFTWARE CORP
filed 1996-08-09
CIK 887530

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes X No


As of August 7, 1996 there were issued and outstanding 4,405,698 shares of the Registrant's Common Stock.

                          PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements



                          MOMENTUM SOFTWARE CORPORATION
                                  BALANCE SHEET



                                                                      (Unaudited)
                                                                       June 30,            December 31,
                                                                         1996                  1995

ASSETS

Current Assets:
     Cash                                                         $            1,391    $              904
                                                                  ------------------    ------------------

                                                                  $            1,391    $              904
                                                                  ==================    ==================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Due to shareholders                                          $          521,658    $          506,874
     Accrued professional fees                                                90,506               150,506
     Other accrued expenses                                                   12,708                11,708
     Due to affiliate                                                        159,618               145,674
                                                                  ------------------    ------------------

              Total current liabilities                                      784,490               814,762
                                                                  ------------------    ------------------

Stockholders' deficit:
     Common stock, $.001 par value;
       6,000,000 shares authorized;
       4,405,698 and 4,149,698 shares issued
       and outstanding at June 30, 1996 and
       December 31, 1995, respectively                                         4,406                 4,150
     Additional paid-in-capital                                              165,258               101,514
     Accumulated deficit                                                    (952,763)             (919,522)
                                                                  ------------------    ------------------

              Total stockholders' deficit                                   (783,099)             (813,858)
                                                                  ------------------    ------------------

                                                                  $            1,391    $              904
                                                                  ==================    ==================





Note:  See accompanying Notes to Financial Statements.

                          MOMENTUM SOFTWARE CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)





                                               Three Months Ended                   Six Months Ended
                                                    June 30,                            June 30,
                                               1996           1995                1996           1995
                                          -------------   -------------      -------------   -------------


General and
  administrative expenses                 $       6,120   $       6,639      $      12,513   $      12,949
                                          -------------   -------------      -------------   -------------

Loss from operations                             (6,120)         (6,639)           (12,513)        (12,949)

Interest expense                                (10,424)         (9,534)           (20,728)        (18,896)

Net loss                                  $     (16,544)  $     (16,173)     $     (33,241)  $     (31,845)
                                          =============   =============      =============   =============

Weighted average shares
  outstanding                                 4,267,852       4,099,698          4,208,775       4,099,698

Net loss per share                                   --              --      $      (0.01)   $     (0.01)
                                          -------------   -------------      ------------    -----------






Note:  See accompanying Notes to Financial Statements.

                          MOMENTUM SOFTWARE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                Six Months Ended
                                                                                    June 30,
                                                                            1996              1995
                                                                       ---------------    ----------



Cash flows from operating activities
     Net loss                                                                 $(33,241)      $    (31,845)
     Adjustments to reconcile net loss to net
       cash provided by (used for) operating
       activities:
     Increase (decrease) in cash flows due to changes in:
              Interest payable to shareholders                                  14,784              14,000
              Accrued professional fees                                        (60,000)              2,000
              Other accrued expenses                                             1,000                   0
              Payable to affiliate                                              13,944              15,145
                                                                       ---------------    ----------------

     Net cash provided by (used for)
       operating activities                                                    (63,513)               (700)

Cash flows from financing activities
     Proceeds from issuance of common stock                                     64,000                   0
                                                                       ---------------    ----------------

Net increase (decrease) in cash                                                    487                (700)

Cash at beginning of period                                                        904               1,451
                                                                       ---------------    ----------------

Cash at end of period                                                  $         1,391    $            751
                                                                       ===============    ================









Note:  See accompanying Notes to Financial Statements.

                          MOMENTUM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


The balance sheet as of June 30, 1996 and the statements of operations and cash flows for all periods presented herein have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for all periods presented, have been made. Results of the interim periods are not necessarily indicative of the results for an entire year.

These financial statements should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 12, 1996.


Due to Affiliate

At June 30, 1996 and December 31, 1995, the Company has recorded $159,618 and $145,674, respectively, due to its affiliate, Momentum Software Corporation, a Delaware corporation ("MSC"). These unsecured balances began earning interest at 8%, compounded quarterly, on January 1, 1994. No arrangements have been made to date as to the settlement of this balance.


Loss per Share

Loss per share is determined by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the three months ended June 30, 1996 and 1995 respectively, is 4,267,852 and 4,099,698. The weighted average number of shares outstanding for the six months ended June 30, 1996 and 1995 respectively, is 4,208,775 and 4,099,698.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES:

         As of June 30, 1996, the Company had a working capital deficit of $783,099, as compared to a working capital deficit of $813,858 as of December 31, 1995. The decrease in the Company's working capital, attributable to the lack of revenues generated to date, as described below was offset by the issuance of stock to the Company's legal counsel in payment of $64,000 in accrued legal fees. As of the date hereof, the only operations engaged in by the Company are those operations being conducted by its affiliate, Momentum Software Corporation, a Delaware corporation ("MSC"). Apart from revenues generated by MSC and the ability of the Company to receive such revenues, the Company has no independent source of revenue. The Company will require additional financing in the short term to sustain any operations, apart from the operations of MSC. In addition, and depending upon whether the Company is then engaged in any operations, apart from MSC, the Company will require additional financing to sustain its operations in the long term. No assurance can be given that the Company will be able to procure such financing, or if available, that such financing would be on terms deemed favorable by the Company. In the event the Company is unable to obtain such financing, the Company will be unable to conduct any operating activities, apart from MSC.

         As of June 30, 1996 the Company owed its Directors, Ely Eshel, Sol Menche and Daniel Schwartz an aggregate of $521,658. The payment of principal and accrued interest to such persons is to be made upon demand by such individuals. The Company is not currently in a position to be able to pay such persons the amounts owed and does not anticipate making payments to them with respect to such obligation in the short term.

         The Company is not currently in default with respect to any outstanding loan obligations.

         The  Company's  operations  have not  been  significantly  affected  by
inflation  to  date,   and  the  Company  does  not   anticipate   inflation  to
significantly affect its results of operations in the near term.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 1996, as compared to Three Months Ended June 30,
1995

         Commencing in June 1990, all the Company's operations were conducted through its affiliate, MSC. Exclusive of the results of operations of MSC, the Company did not generate any revenues for either the three months ended June 30, 1996 or the three months ended June 30, 1995. The Company incurred total costs and expenses of $6,120 and $6,639, for the three months ended June 30, 1996 and June 30, 1995, respectively, and interest expenses of $10,424 and $9,534, for such periods, respectively. Accordingly, the Company incurred a net loss of $16,544 for the three months ended June 30, 1996, as compared to a net loss of $16,173 for the three months ended June 30, 1995.

Six Months Ended June 30, 1996, as compared to Six Months Ended June 30, 1995

         Commencing in June 1990, all the Company's operations were conducted through its affiliate, MSC. Exclusive of the results of operations of MSC, the Company did not generate any revenues for either the six months ended June 30, 1996 or the six months ended June 30, 1995. The Company incurred total costs and expenses of $12,513 and $12,949, for the six months ended June 30, 1996 and June 30, 1995, respectively, and interest expenses of $20,728 and $18,896, for such periods, respectively. Accordingly, the Company incurred a net loss of $33,241 for the six months ended June 30, 1996, as compared to a net loss of $31,845 for the six months ended June 30, 1995.

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27. Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Registrant for the quarter ended June 30, 1996.

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

                Dated: August 9, 1996




                By:            /s/ Daniel Schwartz
                Daniel Schwartz, Secretary, Treasurer and Principal Financial Officer

                Dated: August 9, 1996