Form 10-K405
period 1996-12-31
MOMENTUM SOFTWARE CORP
filed 1997-03-31
CIK 887530

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      Commission File Number
December 31, 1996                                           0-20216

                          MOMENTUM SOFTWARE CORPORATION

             (Exact name of registrant as specified in its charter)

New York                                                         13-2618553
(State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                      Identification Number)

                               777 Terrace Avenue

                       Hasbrouck Heights, New Jersey 07604

           (Address of principal executive office including zip code)

                                  201-288-5373
               (Registrant's telephone number including area code)

Securities registered pursuant to
 Section 12(b) of the Act:           Common Stock, par value $.001 per share
                                     ---------------------------------------
                                                 (Title of Class)

Securities registered pursuant to
 Section 12(g) of the Act:            Common Stock, par value $.001 per share
                                      ---------------------------------------
                                                  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

No price quotations were available for the Registrant's Common Stock as of a specified date within sixty days prior to the date hereof, and accordingly, the aggregate market value of the voting stock held by non-affiliates of the Registrant is indeterminate as of the date hereof.

The Registrant had 4,405,525 shares of Common Stock outstanding as of March 19, 1997.

Documents incorporated by reference: Not applicable.

                                     PART I

Item 1.  Business.

         (a)      General Development of Business

         Momentum Software Corporation, a New York corporation ("Momentum" or the "Company"), is principally engaged through Momentum Software Corporation, a Delaware corporation ("MSC"), in the development and marketing of computer software technology (the "Technology") known as middleware, a layer of software residing between the network and the application designed to facilitate and accelerate development of distributed and portable applications across heterogeneous computing environments.

         In June 1990, with the approval of the shareholders of the Company, the Company transferred certain technology from its wholly-owned subsidiary, Momentum Holding Corporation, a Delaware corporation ("Momentum Holding"), to MSC (then a wholly-owned subsidiary of the Company) in accordance with the terms of a stock purchase agreement (the "Series A Stock Purchase Agreement"), by and among MSC, ABS Ventures III Limited Partnership, Brown Technology Associates Limited Partnership and Catalyst Ventures L.P. (the "Series A Investors"). The Series A Stock Purchase Agreement provided for the transfer of such technology to MSC in exchange for 875,000 shares of the common stock, par value $.01, of MSC. Pursuant to the terms of the Series A Stock Purchase Agreement, the Series A Investors purchased 1,000,000 shares of Series A Convertible Preferred Stock, par value $.10 of MSC (the "Series A Preferred Stock"), for the aggregate consideration of $1,000,000, which included cancellation of $50,000 of promissory notes.

         In June 1993, MSC entered into a stock and warrant purchase agreement (the "Series B Stock Purchase Agreement") by and among MSC, ABS Ventures III Limited Partnership, Catalyst Ventures L.P., Brantley Venture Partners II L.P. and Poly Ventures II, Limited Partnership (the "Series B Investors"). Pursuant to the terms of the Series B Stock Purchase Agreement, the Series B Investors purchased 2,558,139 shares of Series B Convertible Preferred Stock, par value $.10 per share of MSC (the "Series B Preferred Stock"), and warrants to purchase up to 833,333 shares of common stock, par value $.01 of MSC, at an exercise price of $1.075 per share, for the aggregate consideration of $2,749,999.43, which included cancellation of $650,000 of promissory notes.

         In September 1993, MSC acquired certain assets and liabilities of Horizon Strategies, Incorporated ("Horizon"). In consideration therefor, MSC issued 866,465 shares of Common Stock, par value $.01 of MSC to Horizon.

         In September 1994, MSC entered into a stock subscription agreement (the "Series C Preferred Stock Purchase Agreement") by and among MSC, ABS Ventures III Limited Partnership, Catalyst Ventures L.P., Brantley Venture Partners, L.P., Poly Ventures II, Limited Partnership, New York Life Insurance Company, Crescent International Holdings Limited, C. Michael Markbrieter, Robert F. Raucci, Lawrence D. Duckworth and Edelson Technology Venture Partners (the "Series C Investors"). Pursuant to the terms of the Series C Preferred Stock Purchase Agreement, the Series C Investors purchased 2,437,933 shares of Series C Convertible Preferred Stock, par value $.10 per share of MSC (the "Series C Preferred Stock"), for the aggregate consideration of $3,535,002.85, which included cancellation of $600,000 of promissory notes.

         Also in September 1994, MSC acquired certain assets and liabilities (the "ISM Technology") of Highland Systems Corporation, d/b/a ISM Corporation ("ISM"). In consideration therefor, MSC issued 325,000 shares of common stock of MSC at closing and approximately 75,172 additional shares of such stock, as contingent consideration based on product sales and implementation fees related to the ISM Technology and the Technology over the eighteen month period following the date of acquisition.

         On June 19, 1996, MSC sold the ISM Technology, as existing at the date of sale, to EnvisionIt Software Corporation ("EnvisionIt"), the principals of which were principals of ISM. In consideration for such ISM Technology, EnvisionIt conveyed approximately 183,661 shares of common stock of MSC to MSC (which shares were deemed transferred to EnvisionIt by its principals), assumed existing liabilities with respect to the ISM Technology and granted MSC a five year option to purchase a 20% stake in EnvisionIt, for the following consideration: If exercised in year 1 though year 3, $500,000, Year 4 $750,000 and year 5 $1,000,000.

         In October 1996, MSC entered into a stock subscription agreement (the "Series D Preferred Stock Purchase Agreement") and stock warrant agreement (the " Series D Warrants") by and among MSC and the Series C investors. Pursuant to the terms of the Series D Preferred Stock Purchase Agreement, the Series C Investors purchased 947,692 shares of Series D Convertible Preferred Stock, par value $.10 per share of MSC (the "Series D Preferred Stock") and Series D Warrants to purchase up to 1,658,461 shares of common stock , par value of $.01 of MSC, at an exercise price of $.30 per share, for the aggregate consideration of $1,374,153. In connection with the issuance of the Series D Preferred Stock, pursuant to antidilution rights previously granted to the holders of Series A, Series B and Series C Preferred Stock, such holders received an additional 79,803 shares of Series A Preferred Stock, 203,443 shares of Series B
Preferred Stock and 351,235 shares of Series C Preferred Stock.

         The Company currently owns 875,000 shares of the common stock of MSC. Assuming all of the shares of Series A, Series B, Series C and Series D Preferred Stock were converted into shares of common stock of MSC, the Company would own approximately 9.13% of the total number of shares of MSC common stock outstanding. In addition, 2,491,794 shares of common stock of MSC are reserved for issuance upon exercise of outstanding warrants and 2,463,341 shares of common stock of MSC are reserved for issuance upon exercise of options granted and to be granted to employees, consultants, directors and officers of MSC. In the event all of such warrants and options were exercised and all of the shares of Series A, Series B, Series C and Series D Preferred Stock were converted into common stock, the Company would own approximately 6.02% of the total number of outstanding shares of common stock of MSC.

         The Company has not generated any revenues in the current year, or in the prior two fiscal years, and all of its operations continue to be conducted through MSC. Depending upon its then current sales level, MSC may in the future require additional financing. No assurances can be given as to MSC's ability to procure such financing on terms deemed favorable by MSC. In the event MSC does not generate sufficient sales to satisfy current overhead expenses, MSC may be forced to curtail its then current level of operations. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company was incorporated under the laws of the State of New York on September 4, 1968, under the name of Servo-Trend, Inc. The Company was formerly engaged in the ownership and operation of vending machines, and it was inactive between 1976 and 1989. In March 1989, the name of the Company was changed to its present name.

         The Company's principal executive offices are located at 777 Terrace Avenue, Hasbrouck Heights, NJ 07604 (201-288-5373).

         (b)      Financial Information About Industry Segments

         The Company through MSC engages in one business segment, the development and marketing of certain computer software Technology. See the Financial Statements included in this report following Item 14.

         (c)      Narrative Description of Business

         The Company has no operations other than through MSC, which is principally engaged in the development and marketing of certain computer software Technology designed to facilitate and accelerate development of distributed and portable applications across heterogeneous computing environments.

         MSC has developed the product set known as X-IPC (Extended Inter-Process Communications Facilities) which augments the interprocess communications (IPC) facilities of UNIX, OS/2, Windows, VMS, and other operating systems. Interprocess communications is the software mechanism by which computer programs communicate with each other. It is common for computers to run several programs simultaneously, thereby requiring inter-communications between programs to promote the exchange of data and information. MSC's software provides the mechanism for increased and efficient inter-communication, which enables concurrently executing processes or tasks to synchronize, communicate and share resources on stand-alone, multi-tasking computer operating systems or across a network of heterogeneous computers. The software is designed to augment interprocess communication required by multi-tasking operating systems and to enhance communication to facilitate performance. In addition, MSC's software enables programs written for a particular computer environment to operate in different environments and across multiple computer platforms (source code portability). The software is also designed as a superior tool to enhance productivity and efficiency through its user-friendly structure which decreases training time required of personnel who operate the computer terminal.

         Through the acquisition of Horizon, MSC acquired the product set and technology developed by Horizon formerly known as Message Express (MX), which facilitated and accelerated the development of distributed applications by employing a consistent interface across all platforms, and by transparently handling the differences and complexities created in communicating between different operating systems, hardware platforms and network protocols. MX provided guaranteed delivery in a deferred, asynchronous methodology, employing a highly simplified "4-verb api" (application program interface). MSC incorporated the features of MX into the Technology, creating a more versatile product set offering additional capabilities for client-server and distributed application development

Marketing

         MSC markets the Technology to sophisticated software developers engaged in multi-tasking systems or involved with systems with multiple platforms. MSC's business strategy is to market the Technology to key strategic customers and to software vendors for resale to end-users. MSC believes the Technology addresses a need created by the heterogeneous networking of computers and the inadequacy of existing software to facilitate inter-communication between computer programs. MSC will continue to sell its products through its direct sales force, as well as maintain a presence at specific trade shows. Additionally, MSC is seeking strategic partnerships and is planning direct mail campaigns.

         In conjunction with licensing its software, MSC currently provides a maintenance agreement to purchasers at no additional cost for three months from the date of purchase. The maintenance agreement provides the user with support with respect to software applications and any upgrades of the software during such period that might be released. At the expiration of the three month period, the customer may renew the maintenance agreement for additional one-year periods for a fee. The software upgrades provided by MSC relate to modifications and enhancements which facilitate its use, based upon research and development and customer feedback.

Proprietary Rights

         To protect its proprietary rights to the software, MSC affixes a copyright notice to each program. Although the copyright notice provides limited protection for computer software, the use of the copyright notice may not prevent others from selling software programs similar to MSC's programs. In addition, the licensing agreements under which MSC markets its software provide that the use of the software is limited to a particular computer. However, the use of these steps may not protect MSC from competition or unauthorized use of copies of the software, and MSC may not have the resources necessary to enforce its proprietary rights.

Competition

         The computer software industry generally is subject to intense competition. MSC competes with numerous entities, most of which are substantially larger, have greater financial and other resources than MSC and the Company and market a diversified line of computer products. MSC believes that its ability to attract customers will be dependent upon the features of its software and the continued improvement of the Technology on which it is based. As of March 19, 1997, MSC believes that there are approximately 7 entities which have products which may be deemed competitive with the Technology. MSC believes that its major competitors include PeerLogic, Inc., International Business Machines Corporation ("IBM"), and Digital Equipment Corporation ("DEC"). MSC's ability to compete and its competitive position are influenced, in part, by the market acceptance of MSC's software and the ability of MSC to upgrade the software based on technological changes in the industry, customer feedback and available financial resources to implement the changes.

Research and Development

         MSC devotes significant funds for research and development activities related to the Technology and for acquisition of related technologies. In each of the last three years, MSC has expended between $1,000,000 and $1,500,000 for such activities. The amount of such funds expended for research and development will be limited by the amount of sales generated by MSC.

Employees

         The Company, apart from MSC, did not employ any persons as of March 19, 1997 and functions solely through the efforts of its officers, Ely Eshel and Daniel Schwartz.

         As of March 19, 1997 MSC employed twenty-five full-time employees, including seven officers, five persons engaged in research and development activities, six persons engaged in sales and marketing, four administrative assistants and three individuals involved in engineering support and consulting activities.

Item 2.  Properties.

         The Company has no facilities other than those leased by MSC. MSC currently leases approximately 8,024 square feet of office space at 777 Terrace Avenue, Hasbrouck Heights , New Jersey, for six years from December 1, 1996 to November 30, 2002 at a yearly expense of $149,246 (including supplemental electric of $10,832/year) and approximately 3,867 square feet of office space at 377 Hoes Lane, Piscataway, New Jersey terminating on May 31, 1999 (a three-year lease), which has been sublet to a third party though the expiration of the lease. MSC also leases approximately 5,230 square feet of office space at 75 Second Avenue, Needham, Massachusetts terminating on October 31, 1997 (a three-year lease), which has been sublet to a third party through the expiration of the lease On November 1, 1996, MSC entered into an office lease at 8 Pembroke Street, Kingston, MA for approximately 750 square feet, on a month to month basis, at a yearly expense of $6,000.

Item 3.  Legal Proceedings.

         Neither the Company nor MSC is presently a party to any material litigation, nor to the knowledge of the Company is any material litigation threatened against the Company or MSC.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         (a)      Market Information.

         The Common Stock of the Company, par value $.001, is traded on the over-the-counter market under the symbol "MMSW". The following table sets forth the high and low bid quotations of the Company's Common Stock for the calendar periods indicated, as reported by brokers and dealers making a market in the Common Stock. These quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. As of the date hereof, there is no established public trading market for the Company's Common Stock.

  For the Quarter Ended:                       High Bid          Low Bid

  1996

  March 31, 1996                              Not Quoted       Not Quoted
  June 30, 1996                               Not Quoted       Not Quoted
  September 30, 1996                          Not Quoted       Not Quoted
  December 31, 1996                           Not Quoted       Not Quoted

  1995

  March 31, 1995                              Not Quoted       Not Quoted
  June 30, 1995                               Not Quoted       Not Quoted
  September 30, 1995                          Not Quoted       Not Quoted
  December 31, 1995                           Not Quoted       Not Quoted

         (b) Holders.

         As of March 19, 1997 the Company had approximately 151 shareholders of record of its Common Stock.

         (c)      Dividends.

         The Company has neither declared nor paid any cash dividends on its Common Stock since its inception. Other than the requirements of the Business Corporation Law of the State of New York that dividends be paid out of the capital surplus only, and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the Company's present or future ability to pay cash dividends. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The payment of cash dividends, if any, in the future rests within the discretion of the Company's Board of Directors and will depend, among other things, upon earnings, capital requirements, financial condition as well as other relevant factors. It is the intention of Management that for at least the next year, all funds otherwise available for the payment of dividends will be retained for use in the development of the Company's business.

Item 6.  Selected Financial Data

         The following financial data is derived from the Company's audited financial statements for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

                                                                      For the Years Ended December 31,
Condensed Consolidated Statement of Operations:        1996           1995         1994          1993          1992
Revenues                                                 $0             $0           $0            $0            $0

Net Income (Loss)                                  ($78,804)      ($68,533)    ($70,264)     ($63,479)     ($93,890)

Net Income (Loss) per share                          ($0.02)        ($0.02)      ($0.02)       ($0.02)       ($0.02)

                                                                              As of December 31,
Condensed Consolidated Balance Sheet:                   1996          1995         1994          1993           1992


Working Capital Deficit                            ($828,662)    ($813,858)    ($745,575)    ($676,811)    ($613,332)

Total Assets                                            $346          $904        $1,451          $607          $242

Total Liabilities                                   $829,008      $814,762      $747,026      $677,418      $613,574

Stockholders' Deficit                              ($828,662)    ($813,858)    ($745,575)    ($676,811)    ($613,332)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:

         As of December 31, 1996, the Company had a working capital deficit of $828,662, as compared to a working capital deficit of $813,858 as of December 31, 1995. The decrease in the Company's working capital is attributable to expenses incurred by the Company. As of the date hereof, the only operations engaged in by the Company are those operations being conducted by MSC. Apart from revenues generated by MSC and the ability of the Company to receive dividends as described below, the Company has no independent source of revenue. Although no formal plans exist, the Company would require additional financing in the short term to sustain any operations, apart from the operations of MSC. In addition, and depending upon whether the Company is then engaged in any operations apart from MSC, the Company will require additional financing to sustain its operations in the long-term. No assurance can be given that the Company will be able to procure such financing, or if available, that such financing would be on terms deemed favorable by the Company.

         The ability of MSC to declare and pay dividends to the Company is limited pursuant to the terms of the outstanding Series A, Series B, Series C and Series D Preferred Stock of MSC, of which the Company does not own any shares. The holders of the Series A Preferred Stock are entitled to an 8% annual dividend, the holders of the Series B Preferred Stock are entitled to a 10% annual dividend, the holders of the Series C Preferred Stock are entitled to an 8% annual dividend and the holders of the Series D Preferred Stock C are entitled to an 8% annual dividend. Upon the earlier of the initiation of an underwritten public offering of Common Stock by MSC or the redemption of the Series A, Series B, Series C and Series D Preferred Stock of MSC, any accrued but unpaid dividends shall be paid to the holders of record of the Series A, Series B, Series C and Series D Preferred Stock. As long as any shares of the Preferred Stock of MSC are outstanding, MSC may not declare, pay or set apart any dividends or make any other distributions in respect of its Common Stock to any party, including the Company. MSC is also required to purchase and redeem, upon the written request of the holders of 60% of the outstanding shares of

Series A, Series B, Series C and Series D Preferred Stock on August 30, 2001 and each annual period thereafter, up to all outstanding shares of Series A, Series B, Series C and Series D Preferred Stock in three equal annual installments. Shares of Series A Preferred Stock shall be redeemed at a price equal to $1.00 per share, as adjusted, plus accrued dividends, shares of Series B Preferred Stock shall be redeemed at price equal to $1.075 per share, as adjusted, plus accrued dividends, shares of Series C Preferred Stock shall be redeemed at price equal to $1.45 per share, as adjusted, plus accrued dividends, and shares of Series D Preferred Stock shall be redeemed at price equal to $1.45 per share, as adjusted, plus accrued dividends.

         MSC expects to fund its future operations from revenues generated by the sale of software products and related consulting activities, from cash on hand, and from additional debt and equity financing. As of December 31, 1996, MSC had no short term debt other than the current portion of installment obligations for equipment financing. MSC plans to devote substantially all of its available resources toward the marketing and sale of its products, and toward continued research and development of its products.

         Pursuant to the terms of the Stockholder's Agreement dated September 20, 1994, the stockholders of MSC, including the Company, have agreed to use their best efforts to vote their shares of outstanding capital stock of MSC to cause MSC's Board of Directors to consist of no more than nine (9) members, in the following manner: (i) two (2) persons designated by the Series A Preferred Stockholders for as long as at least 500,000 shares of Series A Preferred Stock (adjusted for Recapitalization Events) are issued and outstanding, (ii) two (2) persons designated by the Series B Preferred Stockholders for as long as at least 1,279,069 shares of Series B Preferred Stock (adjusted for Recapitalization Events) are issued and outstanding, (iii) one (1) person designated by the Series C Preferred Stockholders for as long as at least 1,034,482 shares of Series C Preferred Stock (adjusted for Recapitalization Events) are issued and outstanding, (iv) one (1) person designated by Horizon shareholders, (v) one (1) person designated by the majority of the holders of the Series A and Series B Preferred Stock and Common Stock voting as a single class, (vi) one (1) person designated by Ely Eshel, Daniel Schwartz and Sol Menche. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management."

         As of December 31, 1996, the Company owed Messrs. Eshel, Menche and Schwartz an aggregate $536,442. See "Item 13 Certain Relationships and Related Transactions." The payment of principal and accrued interest to such persons is to be made upon demand by such individuals. The Company does not have the current ability to pay such principals the amounts owed and does not anticipate making payments to them with respect to such obligation during the next twelve months. Depending upon the Company's then current level of operations, any payments made to such principals could adversely affect the Company.

         As of December 31, 1996, the Company owed MSC $179,851 for amounts paid by MSC on behalf of the Company. This obligation bears interest at the rate of 8% per annum compounded quarterly, and is unsecured. No arrangements have been made to date as to the settlement of this balance.

         The Company is not currently in default with respect to any outstanding loan obligations.

Results of Operations:

Year Ended December 31, 1996 as compared to
Year Ended December 31, 1995

         The Company apart from MSC did not generate any revenues for the years ended December 31, 1996 and 1995. The Company incurred operating expenses, primarily consisting of legal, accounting and stock transfer fees, of $35,764 and interest expense of $43,040 for the year ended December 31, 1996 as compared to $30,176 and $38,357 for the prior year. Accordingly, the Company incurred a net loss of $78,804 for the year ended December 31, 1996 as compared to a net loss of $68,533 for the year ended December 31, 1995.

Year Ended December 31, 1995 as compared to
Year Ended December 31, 1994

         The Company apart from MSC did not generate any revenues for the years ended December 31, 1995 and 1994. The Company incurred operating expenses, primarily consisting of legal, accounting and stock transfer fees, of $30,176 and interest expense of $38,357 for the year ended December 31, 1995 as compared to $36,856 and $33,408 for the prior year. Accordingly, the Company incurred a net loss of $68,533 for the year ended December 31, 1995 as compared to a net loss of $70,264 for the year ended December 31, 1994.

Item 8.  Financial Statements and Supplementary Data.

         This information appears following Item 14 of this Report and is hereby incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The Directors and Executive Officers of the Company are as follows:

         Name                  Age          Position with Company

         Ely Eshel              42          President, Chief Executive Officer and Director

         Daniel Schwartz        39          Secretary/Treasurer, Chief Financial Officer and Director

         Sol Menche             46          Director


         ELY ESHEL has been the President and Chief Executive Officer of the Company since March 1991. Prior thereto, Mr. Eshel was the Chief Operating Officer, Vice President, Secretary and a Director of the Company from January 1988. From 1985 until 1988, Mr. Eshel served as the President and Chief Executive Officer of Epsilon Software Engineering Corporation, a privately owned software development company in Saddle Brook, New Jersey. In addition, Mr. Eshel is an Executive Vice President and Chief Technology Officer of MSC. Mr. Eshel received an Industry Recognition award from the Israel Data Processing Association. Mr. Eshel is currently a member of the Association of Computer Machinery.

         DANIEL SCHWARTZ has been the Treasurer, Chief Financial Officer and a Director of the Company since January, 1988. He has been the Secretary of the Company since March 1991. From 1984 until 1988, Mr. Schwartz served as Project Manager of Real Time Financial Systems Applications for Comhill Systems, Inc. ("Comhill"), a computer consulting firm. In addition, Mr. Schwartz is a Vice President of MSC. Mr. Schwartz is currently a member of the Association of Computer Machinery.

         SOL MENCHE is a Director of the Company and has served in such capacity since January 1988. He was the President and Chief Executive Officer of the Company from January 1988 until March 1991. In addition, since November, 1980, Mr. Menche has been the President and Chief Financial Officer of Comhill. Mr. Menche is currently a member of the Association of Computer Machinery.

         All directors of the Company have been elected to serve until the next annual meeting of shareholders or until their successors have been elected and qualified. The officers of the Company are appointed annually by the Board of Directors and will continue to serve until their successors are duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no reports were required for those persons, the Company believes that, during the period from January 1, 1996 through December 31, 1996, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation.

         For the years ended December 31, 1996, 1995 and 1994, the Company did not pay any compensation to its officers and directors. For the fiscal year ended December 31, 1996, Ely Eshel in his capacity of Executive Vice President of MSC received annual compensation of $115,919 from MSC, and Daniel Schwartz, in his capacity of Vice President of MSC received annual compensation of $112,455 from MSC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of March 19, 1996, regarding the ownership by each person known to the Company to beneficially own 5% or more of the Company's outstanding Common Stock, $.001 par value, each director and all officers and directors as a group:

      Name and Address                             Amount and Nature of          Percent
      of Beneficial Owner                          Beneficial Ownership          of Class
      -------------------------------------    -----------------------------    -----------

      Ely Eshel                                      1,000,000 Shares             22.7%
      602 Fairlawn Parkway
      Saddle Brook, New Jersey  07662

      Daniel Schwartz                                1,000,000 Shares             22.7%
      144-10 69th Avenue
      Flushing, New York  11362

      Sol Menche                                     1,000,000 Shares             22.7%
      241 Viola Road
      Monsey, New York  10952

      All Officers and Directors                     3,000,000 Shares              68.1%
      as a Group (consisting of 3 persons)

      Snow Becker Krauss P.C.                         556,000 Shares               12.6%
      605 Third Avenue
      New York, New York  10158

Item 13.  Certain Relationships and Related Transactions.

         Ely Eshel and Daniel Schwartz are employed by MSC. See "Item 11 - Executive Compensation"

         As of December 31, 1996, the Company owed Messrs. Eshel, Menche and Schwartz in the aggregate $536,442 for amounts paid or incurred by them on behalf of the Company. Of such amount, $159,000 represents consulting fees due such individuals for services performed on behalf of the Company prior to June 1990. The remaining balance of $377,442 due such individuals bears interest at the rate of 8% per annum. The Company does not currently pay any of its officers or directors.

         Accrued professional fees at December 31, 1996 include $94,368 payable to an accounting firm, a principal of which is Mr. Schwartz's father. This obligation is not interest bearing, and is unsecured. No arrangements have been made to date as to the settlement of this balance.

         As of December 31, 1996, the Company owed MSC $179,851 for amounts paid by MSC on behalf of the Company. This obligation began bearing interest on January 1, 1994 at the rate of 8% per annum compounded quarterly, and is unsecured. Interest expense of $13,473 for fiscal year 1996 is reflected in the December 31, 1996 balance. No arrangements have been made to date as to the settlement of this balance.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K,

(a) Documents filed as part of this Report.                            Page

     (1) Financial Statements:

         Report of Independent Public Accountants                      F-1

         Consolidated Balance Sheet at
            December 31, 1996 and 1995                                 F-2

         Consolidated Statement of Operations for
             the Years ended December 31, 1996, 1995 and 1994          F-3

         Consolidated Statement of Changes in
              Stockholders' Deficit for the Years ended
              December 31, 1996, 1995, and 1994                        F-4

         Consolidated Statement of Cash Flows for
              the Years ended December 31, 1996, 1995 and 1994         F-5

         Notes to the Consolidated Financial Statements                F-6

     (2) Financial Statement Schedules:

         All financial statement schedules are omitted since the required information is inapplicable or has been presented in the financial statements and related notes.

     (3) Exhibits filed as part of this Report:

2.1 Series A Preferred Stock Purchase Agreement dated June 11, 1990 by and among MSC, ABS Ventures III Limited Partnership, Brown Technology Associates Limited Partnership and Catalyst Ventures, L.P., and Exhibits thereto.(1)

2.2 Series B Preferred Stock and Warrant Purchase Agreement dated June 14, 1993 by and among MSC, ABS Ventures III Limited Partnership, Brantley Venture Partners II L.P., Catalyst Ventures, L.P., and Poly Ventures II, Limited Partnership.(2)

2.3 Asset Acquisition Agreement dated September 30, 1993 by and between MSC and Horizon.(3)

2.4 Series C Preferred Stock Subscription Agreement dated September 20, 1994 by and among MSC, ABS Ventures III Limited Partnership, Brantley Venture Partners II L.P., Catalyst Ventures L.P., Poly Ventures II, Limited Partnership, Lawrence D. Duckworth, C. Michael Markbreiter, Robert F. Raucci, Crescent International Holdings Limited, Edelson Technology Venture Partners and New York Life Insurance Company.(4)

2.5 Form of Series D Preferred Stock Subscription Agreement dated October 30, 1996 by and among MSC, ABS Ventures III Limited Partnership, Brantley Venture Partners II L.P., Catalyst Ventures L.P., Poly Ventures II, Limited Partnership, Lawrence D. Duckworth, C. Michael Markbreiter, Robert F. Raucci, Crescent International Holdings Limited, Edelson Technology Venture Partners and New York Life Insurance Company.

3.1      Certificate of Incorporation of the Company, as amended.(1)

3.2 Certificate of Amendment of the Restated and Amended Certificate of Incorporation of the Company, filed on October 30, 1996.

3.3 Certificate of Correction of Certificate of Amendment of the Restated and Amended Certificate of Incorporation of the Company, filed on January 23, 1997.

3.4      By-Laws of the Company.(1)

4.1      Specimen of Certificate of Common Stock of the Company.(5)

9.1 Stockholder's Agreement including voting agreement dated September 20, 1994 among the Company, MSC, Horizon Strategies, and the Preferred Stockholders of MSC.(4)

10.1 Asset Purchase Agreement dated June 19, 1996 among the Company, Visual Flow Incorporated, EnvisionIt Software Corporation, David Gusick and
         T. Dorsey Harrington.

21.1     Subsidiaries of the Company.(1)

27.1     Financial Data Schedule
-------------------
     1. Incorporated by reference to the Company's Registration Statement on Form 10.

     2. Incorporated by reference to the Company's Current Report on Form 8-K, filed July 8, 1993.

     3. Incorporated by reference to the Company's Current Report on Form 8-K, filed November 18, 1993.

     4. Incorporated by reference to the Company's Current Report on Form 8-K, filed October 5, 1994.

     5. Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1994.

(b)      Reports on Form 8-K.

         No Reports on Form 8-K were filed during the last quarter of 1996.

     Report of Independent Accountants


     March 27, 1997


     To the Board of Directors and Shareholders of Momentum Software Corporation (NY)

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Momentum Software Corporation (NY) and its wholly-owned subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/ Price Waterhouse LLP

                                  - F-1 -

Momentum Software Corporation (NY)
Consolidated Balance Sheet

                                                           December 31,
                                                     1996                1995
Assets

Current assets
   Cash                                         $     346           $     904

                                                $     346           $     904


Liabilities and Stockholders' Deficit

Current Liabilities:
   Due to shareholders (including accrued
   interest of $149,622 and $120,054 at
   December 31, 1996 and 1995, respectively)    $ 536,442           $ 506,874
   Accrued professional fees                      103,897             150,506
   Other accrued expenses                           8,818              11,708
   Payable to affiliate                           179,851             145,674

     Total Current Liabilities                    829,008             814,762

Stockholders' Deficit:
    Common stock, $.001 par value; 6,000,000
    shares authorized; 4,405,525 and 4,149,698
    shares issued and outstanding at December
    31, 1996 and 1995, respectively                 4,406               4,150
    Additional paid-in capital                    165,258             101,514
    Accumulated deficit                          (998,326)           (919,522)

     Total Stockholders' Deficit                 (828,662)           (813,858)
     Total Liabilities & Stockholders' Deficit  $     346           $     904


                 The accompanying notes are an integral part of these
                          consolidated financial statements

Momentum Software Corporation (NY)
Consolidated Statement of Operations

                                                         Year ended
                                                        December 31,
                                               1996          1995          1994

General and administrative expenses      $   35,764    $   30,176    $   36,856

Loss from operations                        (35,764)      (30,176)      (36,856)

Interest Expense                            (43,040)      (38,357)      (33,408)

Net loss for period                         (78,804)      (68,533)      (70,264)

Net loss per share                       $    (0.02)   $    (0.02)   $    (0.02)

Average number of common shares
outstanding                               4,307,419     4,149,698     3,899,699


               The accompanying notes are an integral part of these
                          consolidated financial statements

Momentum Software Corporation (NY)
Consolidated Statement of Changes in Stockholders' Deficit

Balance at December 31, 1993       $3,800    $100,114    $(780,725)   $(676,811)

Common stock issued for services
rendered                              300       1,200          --         1,500

Net loss                               --          --      (70,264)     (70,264)

Balance at December 31, 1994        4,100     101,314     (850,989)    (745,575)

Common stock issued for services
rendered                               50         200          --           250

Net loss                               --          --      (68,533)     (68,533)

Balance at
   December 31, 1995                4,150     101,514     (919,522)    (813,858)

Common stock issued for
   services rendered                  256      63,744           --       64,000

Net loss                               --          --      (78,804)     (78,804)

Balance at December 31, 1996       $4,406    $165,258    $(998,326)   $(828,662)

               The accompanying notes are an integral part of these
                          consolidated financial statements

Momentum Software Corporation (NY)
Consolidated Statement of Cash Flows
Increase (Decrease) in Cash

                                                         Year ended
                                                        December 31,
                                               1996          1995          1994

Cash flows from operating activities:
  Net loss                                 $(78,804)     $(68,533)     $(70,264)
  Adjustments to reconcile net loss to
  net cash provided by (used for)
  operating activities:
    Expenses associated with stock
     issuance for services                   64,000           250         1,500
    Increase (decrease) in cash flows
     due to changes in:
       Interest payable to shareholders      29,568        28,000        26,000
       Accrued professional fees            (46,609)       10,129         3,090
       Other accrued expenses                (2,890)        2,000         2,500
       Payable to affiliate                  34,177        27,607        38,018

        Net cash provided by (used for)
        operating activities                   (558)         (547)          844

Net increase (decrease) in cash                (558)          (547)         844
Cash at beginning of year                       904          1,451          607

Cash at end of year                        $    346      $     904     $  1,451


               The accompanying notes are an integral part of these
                          consolidated financial statements

Momentum Software Corporation (NY)
Notes to Consolidated Financial Statements

1. Summary of Operations

     The Company These financial statements include the accounts of Momentum Software Corporation , a New York corporation ("Momentum NY"), and those of its wholly-owned subsidiaries: Momentum Holding Corporation, a Delaware corporation ("Holding") and MES Holding Corporation, a Delaware corporation, ("MES Holding") collectively, the "Company". Momentum NY, Holding, and MES Holding are substantially inactive. At December 31, 1996, Momentum NY has a 9.13% voting interest in Momentum Software Corporation, a Delaware corporation ("Momentum DE") (Note 3).

     Momentum DE devotes its efforts to designing, engineering, enhancing and marketing software products that facilitate the development of portable and distributed applications in heterogeneous computer environments.

     Management's Plans

     As shown in the accompanying financial statements, at December 31, 1996, the Company had a stockholders' deficit and working capital deficiency of $828,662.

     Management  has  no  formal  plans  regarding  the  Company's   operations.
     Management does plan to continue to support the endeavors of Momentum DE.

2.   Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of Momentum NY, Holding and MES Holding. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income  Taxes

     The Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

     The year end for income tax purposes of Momentum NY, Holding and MES Holding is May 31. Each subsidiary files its own tax return. At December 31, 1996, the following estimated net operating loss carryforwards were available at each of the companies:

     Momentum NY                          $405,000
     Holding                               591,000
     MES Holding                                --

              The net operating loss carryforwards for Momentum NY and Holding expire in various years through 2011.

                                     - F-6 -

Momentum Software Corporation (NY)
Notes to Consolidated Financial Statements

     The net operating loss carryforwards as listed above represent at December 31, 1996 the gross deferred tax assets of approximately $166,000 for Momentum NY and $242,000 for Holding. A full valuation allowance has been provided against each deferred tax asset since the realization of the future benefits cannot be sufficiently assured as of December 31, 1996.

3.   Investment In and Payable to Affiliate

     Effective June 11, 1990, Momentum DE issued 875,000 shares of common stock to Momentum NY in exchange for transfer of software technology by Holding to Momentum DE. The common stock issued to Momentum NY and the software technology received by Momentum DE were valued at $1.00.

     During 1996, Momentum DE issued 947,692 shares of Series D preferred stock and 19,125 shares of common stock. As a result of these issuances, the Company's voting interest in Momentum DE decreased from 10.73% at December 31, 1995 to 9.13% at December 31, 1996. The Company accounts for its investment in Momentum DE in accordance with the cost method. The carrying value of this investment was $0 at December 31, 1996.

     At December 31, 1996 and 1995, the payable to to affiliate of $179,851 and $145,674 respectively, represents amounts payable to momentum DE for professional fees paid by Momentum DE on behalf of Momentum NY, for amounts advanced by Momentum DE, for accrued interest.

     At December 31, 1996 and 1995, the payable to affiliate of $179,851 and $145,674, respectively, represents amounts payable to Momentum
     DE for professional fees paid by Momentum DE on behalf of Momentum NY, for amounts advanced by Momentum DE, and for accrued interest.

4.   Related Party Transactions

     At December 31, 1996 and 1995, the Company has recorded $536,442 and $506,874, respectively, due to the three principal common stockholders of Momentum NY for amounts paid, or incurred, by them on behalf of the Company. Included in these amounts is $159,000 for consulting service fees due to these individuals for services rendered to the Company prior to 1990. These unsecured balances earn interest at 8%, except for the amounts due for prior consulting services. Depending upon future cash resources, the Company may satisfy these obligations through the issuance of additional shares of common stock of Momentum NY.

     Accrued professional fees at December 31, 1996 and 1995, include
     $94,368 payable to an accounting firm. A member of that accounting firm is related to a stockholder of Momentum NY. This obligation is not interest bearing and is unsecured. No arrangements have been made to date as to the settlement of this balance.

5.   Common Stock

     Approximately 68.1% of the outstanding common stock of Momentum NY is held by three individuals. These individuals also participate in the Company as the President, the Secretary/Treasurer and a Board member. Two of these individuals are also officers of Momentum DE.

                                - F-7 -

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MOMENTUM SOFTWARE CORPORATION

                                               By:          /s/ Ely Eshel

                                              Ely Eshel, President and
                                              Principal Executive Officer

                                           Dated:  March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                                               By:          /s/ Ely Eshel

                                              Ely Eshel, President, Principal
                                              Executive Officer and Director

                                             Dated:  March 28, 1997

                                               By:         /s/ Daniel Schwartz

                                             Daniel Schwartz, Secretary,
                                             Treasurer, Principal Financial and
                                             Accounting Officer and Director

                                           Dated:  March 28, 1997

                                               By:

                                              Sol Menche, Director

                                           Dated:

                                  EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION

2.5 Form of Series D Preferred Stock Subscription Agreement dated October 30, 1996 by and among MSC, ABS Ventures III Limited Partnership, Brantley Venture Partners II L.P., Catalyst
              Ventures L.P., Poly Ventures II, Limited Partnership, Lawrence D. Duckworth, C. Michael Markbreiter, Robert F. Raucci, Crescent International Holdings Limited, Edelson Technology Venture Partners and New York Life Insurance Company.

3.2 Certificate of Amendment of the Restated and Amended Certificate of Incorporation of the Company, filed on October 30, 1996.

3.3 Certificate of Correction of Certificate of Amendment of the Restated and Amended Certificate of Incorporation of the Company, filed on January 23, 1997.

10.1 Asset Purchase Agreement dated June 19, 1996 among the Company, Visual Flow Incorporated, EnvisionIt Software Corporation, David Gusick and T. Dorsey Harrington.

27.1          Financial Data Schedule