Form 10-Q
period 1997-03-31
MOMENTUM SOFTWARE CORP
filed 1997-05-15
CIK 887530

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


                                    Yes X No


As of May 12, 1997 there were issued and outstanding 4,405,698 shares of the Registrant's Common Stock.

                          PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements



                          MOMENTUM SOFTWARE CORPORATION
                                  BALANCE SHEET



                                                                      (Unaudited)
                                                                    March 31,           December 31,
                                                                         1997                  1996
                                                                  ------------------    -----------

ASSETS

Current Assets:
     Cash                                                         $              641    $              346
                                                                  ------------------    ------------------

                                                                  $              641    $              346
                                                                  ==================    ==================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Due to shareholders(including accrued                        $          543,991    $          536,442
       interest of $175,171 and $149,622 at
       March 31, 1997 and December 31,1996)
     Accrued professional fees                                               105,097         103,897
     Other accrued expenses                                                    9,885                 8,818
     Due to affiliate                                                        189,348               179,851
                                                                  ------------------    ------------------

              Total current liabilities                                      848,321               829,008
                                                                  ------------------    ------------------
Stockholders' deficit:
     Common stock, $.001 par value; 6,000,000 shares authorized; 4,405,698 and
       4,405,525 shares issued and outstanding at March 31, 1997
       and December 31, 1996, respectively                                     4,406                 4,406
     Additional paid-in-capital                                              165,258               165,258
     Accumulated deficit                                                  (1,017,344)             (998,326)
                                                                  -------------------   ------------------

              Total stockholders' deficit                                   (847,680)             (828,662)
                                                                  ------------------    ------------------

                                                                  $              641    $              346
                                                                  ==================    ==================




Note:  See accompanying Notes to Financial Statements.

                          MOMENTUM SOFTWARE CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)






                                                                               Three Months Ended
                                                                                    March 31,
                                                                            1997                1996
                                                                       ---------------    ----------------
General and administrative expenses                                    $         7,872    $          6,393
                                                                       ---------------    ----------------

Loss from operations                                                            (7,872)             (6,393)

Interest expense                                                               (11,146)            (10,304)

Net loss                                                               $       (19,018)   $        (16,697)
                                                                       ===============    ================

Net loss per share                                                                 --                  --

Average number of common shares outstanding                                  4,405,698           4,149,698








             Note: See accompanying Notes to Financial Statements.

                          MOMENTUM SOFTWARE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)





                                                                               Three Months Ended
                                                                                    March 31,
                                                                            1997                1996
                                                                       ---------------    ----------


Cash flows from operating activities
     Net loss                                                           $     (19,018)       $    (16,697)
     Adjustments to reconcile net loss to net
       cash provided by (used for) operating
       activities:                                                                   -                 -
     Increase (decrease) in cash flows due to
       changes in:
              Interest payable to shareholders                                   7,549               7,392
              Accrued professional fees                                          1,200               2,000
              Other accrued expenses                                             1,067                 500
              Payable to affiliate                                               9,497               6,412
                                                                       ---------------    ----------------

     Net cash provided by (used for)
       operating activities                                                        295                (393)

Cash at beginning of period                                                        346                 904
                                                                       ---------------    ----------------

Cash at end of period                                                             $641              $511
                                                                       ===============    ================




Note:  See accompanying Notes to Financial Statements.

                          MOMENTUM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


The balance sheet as of March 31, 1997 and the statements of operations and cash flows for all periods presented herein have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for all periods presented, have been made. Results of the interim periods are not necessarily indicative of the results for an entire year.

These financial statements should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 1996 contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 1997.

Due to Affiliate

At March 31, 1997 and December 31, 1996, the Company has recorded $189,348 and $179.851, respectively, due to its affiliate, Momentum Software Corporation, a Delaware corporation ("MSC"). These unsecured balances began earning interest at 8%, compounded quarterly, on January 1, 1994. No arrangements have been made to date as to the settlement of this balance.


Loss per Share

Loss per share is determined by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the three months ended March 31, 1997 and March 31, 1996 respectively, is 4,405,698 and 4,149,698.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

         As of March 31, 1997, the Company had a working capital deficit of $847,680, as compared to a working capital deficit of $828,662 as of December 31, 1996. The decrease in the Company's working capital is attributable to the lack of revenues generated to date, as described below. As of the date hereof, the only operations engaged in by the Company are those operations being conducted by its affiliate, Momentum Software Corporation, a Delaware corporation ("MSC"). Apart from revenues generated by MSC and the ability of the Company to receive such revenues, the Company has no independent source of revenue. The Company will require additional financing in the short term to sustain any operations, apart from the operations of MSC. In addition, and depending upon whether the Company is then engaged in any operations apart from MSC, the Company will require additional financing to sustain its operations in the long term. No assurance can be given that the Company will be able to procure such financing, or if available, that such financing would be on terms deemed favorable by the Company. In the event the Company is unable to obtain such financing, the Company will be unable to conduct any operating activities, apart from MSC.

         As of March 31, 1997 the Company owed its Directors, Ely Eshel, Sol Menche and Daniel Schwartz an aggregate of $543,991. The payment of principal and accrued interest to such persons is to be made upon demand by such individuals. The Company is not currently in a position to be able to pay such persons the amounts owed and does not anticipate making payments to them with respect to such obligation in the short term.

         The Company is not currently in default with respect to any outstanding loan obligations.

         The Company's operations have not been significantly affected by inflation to date, and the Company does not anticipate inflation to significantly affect its results of operations in the near term.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 1997, as compared to Three Months Ended March 31, 1996

         Commencing in June 1990, all the Company's operations have been conducted through its affiliate, MSC. Exclusive of the results of operations of MSC, the Company did not generate any revenues for either the three months ended March 31, 1997 or the three months ended March 31, 1996. The Company incurred total costs and expenses of $7,872 and $6,393, for the three months ended March 31, 1997 and March 31, 1996, respectively, and interest expenses of $11,146 and $10,304, for such periods, respectively. Accordingly, the Company incurred a net loss of $19,018 for the three months ended March 31, 1997, as compared to a net loss of $16,697 for the three months ended March 31, 1996.


                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27.1 Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Registrant for the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MOMENTUM SOFTWARE CORPORATION

                                   By:            /s/ Ely Eshel
                                         Ely Eshel, President and Chief
                                          Executive Officer
                                     Dated:  May 13, 1997

                                   By:            /s/ Daniel Schwartz
                                         Daniel Schwartz, Secretary,
                                          Treasurer and Principal
                                         Financial Officer
                                     Dated:  May 13, 1997

                                  EXHIBIT INDEX


EXHIBIT NOS.                              DESCRIPTION

   27.1                                     Financial Data Schedule.