Form 10-Q
period 1997-06-30
MOMENTUM SOFTWARE CORP
filed 1997-08-14
CIK 887530

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


                                    Yes   X     No
                                        -----       -----


As of August 11, 1997 there were issued and outstanding 4,405,698 shares of the Registrant's Common Stock.

                          PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements



                          MOMENTUM SOFTWARE CORPORATION
                                  BALANCE SHEET



                                                                      (Unaudited)
                                                             June 30,       December 31,
                                                               1997             1996
                                                           -----------      -----------
ASSETS

Current Assets:
     Cash                                                  $     1,209      $       346
                                                           ----------------------------

              Total current assets                         $     1,209      $       346
                                                           ============================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Due to shareholders(including accrued                 $   551,540      $   536,442
       interest of $164,720 and $149,622 at
       June 30, 1997 and December 31,1996)
     Accrued professional fees                                 106,597          103,897
     Other accrued expenses                                      8,547            8,818
     Due to affiliate                                          199,902          179,851
                                                           -----------      -----------

              Total current liabilities                        866,586          829,008
                                                           ----------------------------
Stockholders' deficit:
     Common stock, $.001 par value;
       6,000,000 shares authorized;
       4,405,698 and 4,405,525 shares issued
       and outstanding at June 30, 1997
       and December 31, 1996, respectively                       4,406            4,406
     Additional paid-in-capital                                165,258          165,258
     Accumulated deficit                                    (1,035,041)        (998,326)
                                                           -----------      -----------

              Total stockholders' deficit                     (865,377)        (828,662)
                                                           -----------      -----------

                                                           $     1,209      $       346
                                                           ===========      ===========




Note:  See accompanying Notes to Financial Statements.



                               MOMENTUM SOFTWARE CORPORATION
                                  STATEMENT OF OPERATIONS
                                        (UNAUDITED)



                                               Three Months Ended                   Six Months Ended
                                                    June 30,                            June 30,
                                               1997           1996                1997           1996
                                          -------------   -------------      -------------   --------

General and
  administrative expenses                 $       6,361   $       6,120      $      14,233   $      12,513
                                          -------------   -------------      -------------   -------------
Loss from operations                             (6,361)         (6,120)           (14,233)        (12,513)

Interest expense                                (11,336)        (10,424)           (22,482)        (20,728)

Net loss                                  $     (17,697)  $     (16,544)     $     (36,715)  $     (33,241)
                                          =============   =============      =============   =============

Weighted average shares
  outstanding                                 4,405,698       4,267,852          4,405,695       4,208,755

Net loss per share                                   --              --      $       (0.01)  $       (0.01)
                                          -------------   -------------      ------------    -------------


Note:  See accompanying Notes to Financial Statements.



                                MOMENTUM SOFTWARE CORPORATION
                                    STATEMENT OF CASH FLOWS
                                          (UNAUDITED)


                                                                        Six Months Ended
                                                                            June 30,
                                                                       1997          1996
                                                                     --------      --------


Cash flows from operating activities
     Net loss                                                        $(36,715)     $(33,241)
     Adjustments to reconcile net loss to net
       cash provided by (used for) operating
       activities:                                                       --            --
     Increase (decrease) in cash flows due to
       changes in:
              Interest payable to shareholders                         15,098        14,784
              Accrued professional fees                                 2,700       (60,000)
              Other accrued expenses                                     (271)        1,000
              Payable to affiliate                                     20,051        13,944
                                                                     --------      --------

     Net cash provided by (used for)
       operating activities                                               863       (63,513)

Cash flows from financing activities
     Proceeds from issuance of common stock                                 0        64,000
                                                                     --------      --------

Net increase (decrease) in cash                                           863           487

Cash at beginning of period                                               346           904
                                                                     --------      --------

Cash at end of period                                                $  1,209      $  1,391
                                                                     ========      ========


Note:  See accompanying Notes to Financial Statements.

                          MOMENTUM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


The balance sheet as of June 30, 1997 and the statements of operations and cash flows for all periods presented herein have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for all periods presented, have been made. Results of the interim periods are not necessarily indicative of the results for an entire year.

These financial statements should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 1996 contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 1997.

Due to Affiliate
----------------

At June 30, 1997 and December 31, 1996, the Company has recorded $199,902 and $179.851, respectively, due to its affiliate, Momentum Software Corporation, a Delaware corporation ("MSC"). These unsecured balances began earning interest at 8%, compounded quarterly, on January 1, 1994. No arrangements have been made to date as to the settlement of this balance.


Loss per Share
--------------

Loss per share is determined by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the three months ended June 30, 1997 and 1996 respectively, is 4,405,698 and 4,267,852. The weighted average number of shares outstanding for the Six months ended June 30, 1997 and 1996 respectively, is 4,405,698 and 4,208,775.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

         As of June 30, 1997, the Company had a working capital deficit of $865,377, as compared to a working capital deficit of $828,662 as of December 31, 1996. The decrease in the Company's working capital is attributable to the lack of revenues generated to date, as described below. As of the date hereof, the only operations engaged in by the Company are those operations being conducted by its affiliate, Momentum Software Corporation, a Delaware corporation ("MSC"). Apart from revenues generated by MSC and the ability of the Company to receive such revenues, the Company has no independent source of revenue. The Company will require additional financing in the short term to sustain any operations, apart from the operations of MSC. In addition, and depending upon whether the Company is then engaged in any operations apart from MSC, the Company will require additional financing to sustain its operations in the long term. No assurance can be given that the Company will be able to procure such financing, or if available, that such financing would be on terms deemed favorable by the Company. In the event the Company is unable to obtain such financing, the Company will be unable to conduct any operating activities, apart from MSC.

         As of June 30, 1997 the Company owed its Directors, Ely Eshel, Sol Menche and Daniel Schwartz an aggregate of $551,540. The payment of principal and accrued interest to such persons is to be made upon demand by such individuals. The Company is not currently in a position to be able to pay such persons the amounts owed and does not anticipate making payments to them with respect to such obligation in the short term.

         The Company is not currently in default with respect to any outstanding loan obligations.

         The Company's operations have not been significantly affected by inflation to date, and the Company does not anticipate inflation to significantly affect its results of operations in the near term.

RESULTS OF OPERATIONS:
----------------------


Three Months Ended June 30, 1997, as compared to Three Months Ended June 31,
----------------------------------------------------------------------------
1996
----
         Commencing in June 1990, all the Company's operations have been conducted through its affiliate, MSC. Exclusive of the results of operations of MSC, the Company did not generate any revenues for either the three months ended June 30, 1997 or the three months ended June 30, 1996. The Company incurred total costs and expenses of $6,361 and $6,120, for the three months ended June 30, 1997 and June 30, 1996, respectively, and interest expenses of $11,336 and $10,424, for such periods, respectively. Accordingly, the Company incurred a net loss of $17,697 for the three months ended June 30, 1997, as compared to a net loss of $16,544 for the three months ended June 30, 1996.

Six Months Ended June 30, 1997, as compared to Six Months Ended June 30, 1996
-----------------------------------------------------------------------------

         Commencing in June 1990, all the Company's operations were conducted through its affiliate, MSC. Exclusive of the results of operations of MSC, the Company did not generate any revenues for either the six months ended June 30, 1997 or the six months ended June 30, 1996. The Company incurred total costs and expenses of $14,233 and $12,513, for the six months ended June 30, 1997 and June 30, 1996, respectively, and interest expenses of $22,482 and $20,728, for such periods, respectively. Accordingly, the Company incurred a net loss of $36,715 for the six months ended June 30, 1997, as compared to a net loss of $33,241 for the six months ended June 30, 1996.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27.1 Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Registrant for the quarter ended June 30, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MOMENTUM SOFTWARE CORPORATION

                                      By:         /s/ Ely Eshel
                                           -------------------------------
                                           Ely Eshel, President and Chief
                                           Executive Officer
                                        Dated:  August 11, 1997

                                      By:        /s/ Daniel Schwartz
                                           -------------------------------
                                           Daniel Schwartz, Secretary,
                                           Treasurer and Principal
                                           Financial Officer
                                        Dated: August 11, 1997





                                  EXHIBIT INDEX


EXHIBIT NOS.                              DESCRIPTION

    2.1                                     Financial Data Schedule.