Form 10-Q
period 1997-09-30
MOMENTUM SOFTWARE CORP
filed 1997-12-04
CIK 887530

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


                                    Yes   X       No
                                         ----        -------


As of November 11, 1997 there were issued and outstanding 4,405,698 shares of the Registrant's Common Stock.

                          PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements



                          MOMENTUM SOFTWARE CORPORATION
                                  BALANCE SHEET



                                                                                 (Unaudited)     (Unaudited)
                                                                                September 30,    December 31,
                                                                                      1997           1996
                                                                                -------------    -----------

ASSETS

Current Assets:
     Cash                                                                        $       163    $       346
                                                                                ------------    -----------

              Total current assets                                               $       163    $       346
                                                                                ============    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Due to shareholders(including accrued                                       $   559,089    $   536,442
       interest of $172,269 and $149,622 at
       September 30, 1997 and December 31,1996)
     Accrued professional fees                                                       108,097        103,897
     Other accrued expenses                                                            8,207          8,818
     Due to affiliate                                                                208,340        179,851
                                                                                 -----------    -----------

              Total current liabilities                                              883,733        829,008
                                                                                 -----------    -----------
Stockholders' deficit:
     Common stock, $.001 par value; 6,000,000 shares authorized; 4,405,698 and
       4,405,525 shares issued and outstanding at September 30, 1997
       and December 31, 1996, respectively                                             4,406          4,406
     Additional paid-in-capital                                                      165,258        165,258
     Accumulated deficit                                                          (1,053,234)      (998,326)
                                                                                 -----------    -----------

              Total stockholders' deficit                                           (883,570)      (828,662)
                                                                                 -----------    -----------

                                                                                 $       163    $       346
                                                                                 ===========    ===========











Note:  See accompanying Notes to Financial Statements.

                          MOMENTUM SOFTWARE CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                               Three Months Ended            Nine Months Ended
                                  September 30,                  September 30,
                               1997           1996           1997           1996
                             ---------     -----------   -------------   --------


General and
  administrative expenses   $     7,246    $     3,405    $    21,479    $    15,918
                            -----------    -----------    -----------    -----------
Loss from operations             (7,246)        (3,405)       (21,479)       (15,918)

Interest expense                (10,946)       (10,584)       (33,429)       (31,312)

Net loss                    $   (18,192)   $   (13,989)   $   (54,908)   $   (47,230)
                            ===========    ===========    ===========    ===========

Weighted average shares
  outstanding                 4,405,695      4,405,698      4,405,695      4,275,416

Net loss per share                 --             --      $     (0.01)   $     (0.01)
                            -----------    -----------    -----------    -----------

















Note:  See accompanying Notes to Financial Statements.

                          MOMENTUM SOFTWARE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                            Nine Months Ended
                                                              September 30,
                                                             1997        1996
                                                          --------    --------



Cash flows from operating activities
     Net loss                                            $(54,908)   $(47,230)
     Adjustments to reconcile net loss to net
       cash provided by (used for) operating
       activities:                                           --          --
     Increase (decrease) in cash flows due to
       changes in:
              Interest payable to shareholders             22,647      22,176
              Accrued professional fees                     4,200     (58,000)
              Other accrued expenses                         (612)      1,360
              Payable to affiliate                         28,490      17,136
                                                         --------    --------

     Net cash provided by (used for)
       operating activities                                  (183)    (64,558)

Cash flows from financing activities
     Proceeds from issuance of common stock                     0      64,000
                                                         --------    --------

Net increase (decrease) in cash                              (183)       (558)

Cash at beginning of period                                   346         904
                                                         --------    --------

Cash at end of period                                    $    163         346
                                                         ========    ========





















Note:  See accompanying Notes to Financial Statements.

                          MOMENTUM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


The balance sheet as of September 30, 1997 and the statements of operations and cash flows for all periods presented herein have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for all periods presented, have been made. Results of the interim periods are not necessarily indicative of the results for an entire year.

These financial statements should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 1996 contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 1997.

Due to Affiliate

At September 30, 1997 and December 31, 1996, the Company has recorded $208,341 and $179.851, respectively, due to its affiliate, Momentum Software Corporation, a Delaware corporation ("MSC"). These unsecured balances began earning interest at 8%, compounded quarterly, on January 1, 1994. No arrangements have been made to date as to the settlement of this balance.


Loss per Share

Loss per share is determined by dividing the net loss for the period by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the three months ended September 30, 1997 and 1996 respectively, is 4,405,698 and 4,405,698. The weighted average number of shares outstanding for the Nine months ended September 30, 1997 and 1996 respectively, is 4,405,698 and 4,274,416.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

         As of September 30, 1997, the Company had a working capital deficit of $883,570, as compared to a working capital deficit of $828,662 as of December 31, 1996. The decrease in the Company's working capital is attributable to the lack of revenues generated to date, as described below. As of the date hereof, the only operations engaged in by the Company are those operations being conducted by its affiliate, Momentum Software Corporation, a Delaware corporation ("MSC"). Apart from revenues generated by MSC and the ability of the Company to receive such revenues, the Company has no independent source of revenue. The Company will require additional financing in the short term to sustain any operations, apart from the operations of MSC. In addition, and depending upon whether the Company is then engaged in any operations apart from MSC, the Company will require additional financing to sustain its operations in the long term. No assurance can be given that the Company will be able to procure such financing, or if available, that such financing would be on terms deemed favorable by the Company. In the event the Company is unable to obtain such financing, the Company will be unable to conduct any operating activities, apart from MSC.

         As of September 30, 1997 the Company owed its Directors, Ely Eshel, Sol Menche and Daniel Schwartz an aggregate of $559,089. The payment of principal and accrued interest to such persons is to be made upon demand by such individuals. The Company is not currently in a position to be able to pay such persons the amounts owed and does not anticipate making payments to them with respect to such obligation in the short term.

         The Company is not currently in default with respect to any outstanding loan obligations.

         The Company's operations have not been significantly affected by inflation to date, and the Company does not anticipate inflation to significantly affect its results of operations in the near term.

RESULTS OF OPERATIONS:


Three Months Ended September 30, 1997, as compared to Three Months Ended September 30, 1996

         Commencing in June 1990, all the Company's operations have been conducted through its affiliate, MSC. Exclusive of the results of operations of MSC, the Company did not generate any revenues for either the three months ended September 30, 1997 or the three months ended September 30, 1996. The Company incurred total costs and expenses of $7,246 and $3,405, for the three months ended September 30, 1997 and September 30, 1996, respectively, and interest expenses of $10,947 and $10,584, for such periods, respectively. Accordingly, the Company incurred a net loss of $18,192 for the three months ended September 30, 1997, as compared to a net loss of $13,989 for the three months ended September 30, 1996.

Nine Months Ended September 30, 1997, as compared to Nine Months Ended September 30, 1996

         Commencing in June 1990, all the Company's operations were conducted through its affiliate, MSC. Exclusive of the results of operations of MSC, the Company did not generate any revenues for either the nine months ended September 30, 1997 or the nine months ended September 30, 1996. The Company incurred total costs and expenses of $21,479 and $15,918 for the nine months ended September 30, 1997 and September 30, 1996, respectively, and interest expenses of $33,429 and $31,312, for such periods, respectively. Accordingly, the Company incurred a net loss of $54,908 for the nine months ended September 30, 1997, as compared to a net loss of $47,230 for the nine months ended September 30, 1996.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27.1 Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Registrant for the quarter ended September 30, 1997.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MOMENTUM SOFTWARE CORPORATION

                                By:  /s/ Ely Eshel
                                     ---------------------------------------
                                      Ely Eshel, President and Chief
                                         Executive Officer
                                  Dated:  September 11, 1997

                                By:   /s/ Daniel Schwartz
                                      --------------------------------------
                                      Daniel Schwartz, Secretary, Treasurer
                                        and Principal Financial Officer
                                  Dated:  September 11, 1997



                                  EXHIBIT INDEX


EXHIBIT NOS.                              DESCRIPTION

    27.1                           Financial Data Schedule.